Form 10-K/A
period 1999-12-31
UNITED PANAM MORTGAGE LOAN ASSET BACKED CER SER 1999-1
filed 2000-08-17
CIK 1085975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A

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


     ITEM 8.  Financial Statements and Supplementary Data.


     Officer's Annual Statement as to Compliance by United PanAm Mortgage dated May 19, 2000.

     Report of Independent Certified Public Accountant by
     PricewaterhouseCoopers dated March 24, 2000.

     Management Assertion on Compliance with USAP by Ocwen Financial dated March 24, 2000.

     Report of Independent Public Accountants by Arthur Andersen LLP dated August 26, 1999.

     Annual Statement as to Compliance by Fairbanks Capital Corp. dated August 26, 1999.


     PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a)  The following is a list of documents filed as part of this report:

     EXHIBITS


     Officer's Annual Statement as to Compliance by United PanAm Mortgage dated May 19, 2000.

     Report of Independent Certified Public Accountant by
     PricewaterhouseCoopers dated March 24, 2000.

     Management Assertion on Compliance with USAP by Ocwen Financial dated March 24, 2000.

     Report of Independent Public Accountants by Arthur Andersen LLP dated August 26, 1999.

     Annual Statement as to Compliance by Fairbanks Capital Corp. dated August 26, 1999.


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


                                  By:  /s/Judy L. Gomez
                                  Judy L. Gomez
                                  Assistant Vice President

     Date:  August 14, 2000


     EXHIBIT INDEX

     Exhibit Document

     1.1 Officer's Annual Statement as to Compliance by United PanAm Mortgage dated May 19, 2000.

     1.2  Report of Independent Certified Public Accountant by
          PricewaterhouseCoopers dated March 24, 2000.

     1.3 Management Assertion on Compliance with USAP by Ocwen Financial dated March 24, 2000.

     1.4 Report of Independent Public Accountants by Arthur Andersen LLP dated August 26, 1999.

     1.5 Annual Statement as to Compliance by Fairbanks Capital Corp. dated August 26, 1999.